Form 10-Q
period 2005-03-31
Columbia Energy LLC; Corpus Christi Cogeneration LP; Nueces Bay Energy LLC; Calpine Northbrook Southcoast Investors, LLC; Calpine Corpus Christi Energy GP, LLC; Calpine Corpus Christi Energy, LP; Decatur Energy Center, LLC; Delta Energy Center, LLC; Calpine Power Equipment LP; Freestone Power Generation LP
filed 2005-05-17
CIK 1294455, 1294457, 1294460, 1294465, 1294469, 1294470, 1294474, 1294478, 1294480, 1294481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-117335

Calpine Generating Company, LLC

(A Delaware Limited Liability Company)

CalGen Finance Corp.

(A Delaware Corporation)

I.R.S. Employer Identification Nos.
77-0555128
20-1162632

50 West San Fernando Street
San Jose, California 95113
Telephone: (408) 995-5115

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     Calpine Generating Company, LLC is a single member limited liability company and has no common stock.

     With respect to CalGen Finance Corp., 1,000 shares of common stock, par value $1, were outstanding as of the date hereof.

TABLE OF ADDITIONAL REGISTRANTS

	State of		I.R.S. Employer
	Incorporation	Commission File	Identification
Registrant	or Organization	Number	Number
CalGen Expansion Company, LLC	Delaware	333-117335-39	77-0555127
Baytown Energy Center, LP	Delaware	333-117335-38	77-0555135
Calpine Baytown Energy Center GP, LLC	Delaware	333-117335-37	77-0555133
Calpine Baytown Energy Center LP, LLC	Delaware	333-117335-36	77-0555138
Baytown Power GP, LLC	Delaware	333-117335-35	86-1056699
Baytown Power, LP	Delaware	333-117335-34	86-1056708
Carville Energy LLC	Delaware	333-117335-33	36-4309608
Channel Energy Center, LP	Delaware	333-117335-32	77-0555137
Calpine Channel Energy Center GP, LLC	Delaware	333-117335-31	77-0555139
Calpine Channel Energy Center LP, LLC	Delaware	333-117335-09	77-0555140
Channel Power GP, LLC	Delaware	333-117335-08	86-1056758
Channel Power, LP	Delaware	333-117335-07	86-1056755
Columbia Energy LLC	Delaware	333-117335-06	36-4380154
Corpus Christi Cogeneration LP	Delaware	333-117335-05	36-4337040
Nueces Bay Energy LLC	Delaware	333-117335-04	36-4216016
Calpine Northbrook Southcoast Investors, LLC	Delaware	333-117335-03	36-4337045
Calpine Corpus Christi Energy GP, LLC	Delaware	333-117335-02	86-1056770
Calpine Corpus Christi Energy, LP	Delaware	333-117335-30	86-1056497
Decatur Energy Center, LLC	Delaware	333-117335-29	77-0555708
Delta Energy Center, LLC	Delaware	333-117335-28	95-4812214
CalGen Project Equipment Finance Company Two, LLC	Delaware	333-117335-27	77-0585399
Freestone Power Generation LP	Texas	333-117335-26	76-0608559
Calpine Freestone, LLC	Delaware	333-117335-25	77-0486738
CPN Freestone, LLC	Delaware	333-117335-24	77-0545937
Calpine Freestone Energy GP, LLC	Delaware	333-117335-23	86-1056713
Calpine Freestone Energy, LP	Delaware	333-117335-22	86-1056720
Calpine Power Equipment LP	Texas	333-117335-21	76-0645514
Los Medanos Energy Center, LLC	Delaware	333-117335-20	77-0553164
CalGen Project Equipment Finance Company One, LLC	Delaware	333-117335-19	77-0556245
Morgan Energy Center, LLC	Delaware	333-117335-18	77-0555141
Pastoria Energy Facility L.L.C.	Delaware	333-117335-17	77-0581976
Calpine Pastoria Holdings, LLC	Delaware	333-117335-16	77-0559247
Calpine Oneta Power, L.P.	Delaware	333-117335-15	75-2815392
Calpine Oneta Power I, LLC	Delaware	333-117335-14	75-2815390
Calpine Oneta Power II, LLC	Delaware	333-117335-13	75-2815394
Zion Energy LLC	Delaware	333-117335-12	36-4330312
CalGen Project Equipment Finance Company Three LLC	Delaware	333-117335-11	10-0008436
CalGen Equipment Finance Holdings, LLC	Delaware	333-117335-10	77-0555519
CalGen Equipment Finance Company, LLC	Delaware	333-117335-01	77-0555523

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

CONSOLIDATED CONDENSED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(Unaudited)

	March 31,	December 31,
	2005	2004
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,259	$64,538
Restricted cash, current portion	81	—
Accounts receivable, net	62,984	59,320
Accounts receivable, net — related party	—	600
Notes receivable, current portion	1,115	367
Inventories	19,635	19,601
Current derivative assets	7,231	9,272
Prepaid and other current assets	25,071	21,169

Total current assets	206,376	174,867

Property, plant and equipment, net	6,285,611	6,294,429
Notes receivable, net of current portion	19,284	19,381
Restricted cash, net of current portion	95	—
Deferred financing costs, net	48,673	51,496
Long-term derivative assets	21,400	26,644
Deferred tax asset	17,672	17,672
Other assets	51,229	54,245

Total assets	$6,650,340	$6,638,734

LIABILITIES & MEMBER’S EQUITY
Current liabilities:
Accounts payable	$79,050	$99,212
Accounts payable, net — related party	36,624	—
Notes payable, current portion	903	168
Accrued interest payable	78,219	53,324
Deferred tax liability	17,672	17,672
Other current liabilities	2,540	2,970

Total current liabilities	215,008	173,346

Notes payable, net of current portion	2,114	2,109
Priority notes and term loans	2,395,795	2,395,332
Deferred revenue	6,430	5,671
Other liabilities	20,856	20,286

Total liabilities	2,640,203	2,596,744

Member’s equity	4,010,137	4,041,990

Total liabilities and member’s equity	$6,650,340	$6,638,734

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,
		2004
	2005	(Restated)
	(In thousands)
Revenue:
Electricity and steam revenue — related party	$345,326	$172,469
Electricity and steam revenue — third-party	108,359	99,942

Total electricity and steam revenue	453,685	272,411
Mark-to-market activity, net	(7,285)	115
Sale of purchased power	4,680	298
Other revenue	1,200	824

Total revenue	452,280	273,648

Cost of revenue:
Plant operating expense — related party	43,474	43,657
Fuel expense	340,725	182,144
Purchased power expense	4,418	490
Depreciation and amortization expense	40,643	34,883

Total cost of revenue	429,260	261,174

Gross profit	23,020	12,474
Sales, general and administrative expense — related party	3,251	4,681

Income from operations	19,769	7,793

Interest expense — related party	—	72,173
Interest expense — third party	50,749	30,774
Interest (income)	(789)	(785)
Other expense (income), net	613	(651)

Loss before income taxes	(30,804)	(93,718)
Income taxes	—	—

Net loss	$(30,804)	$(93,718)

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,
		2004
	2005	(Restated) (1)
	(In thousands)
Cash flows from operating activities:
Net loss	$(30,804)	$(93,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40,643	34,883
Amortization of discount and deferred financing costs	2,982	4,183
Write-off of deferred financing costs	—	12,457
Mark-to-market activities, net	7,285	(115)
Interest on subordinated parent debt	—	72,173
Cost allocated from parent	—	1,308
Change in operating assets and liabilities:
Accounts receivable	(3,664)	(3,235)
Accounts receivable/accounts payable — related party	37,224	(4,276)
Inventories	(34)	(539)
Prepaid and other current assets	(4,650)	(1,384)
Other assets	2,064	(2,096)
Accounts payable	(20,162)	(1,083)
Accrued interest payable	24,895	4,512
Other accrued liabilities	1,639	(2,833)

Net cash provided by operating activities	57,418	20,237

Cash flows from investing activities:
(Increase) decrease in restricted cash	(176)	152,290
Purchases of derivative asset	—	(45,000)
Purchases of property, plant and equipment	(31,521)	(112,597)

Net cash used in investing activities	(31,697)	(5,307)

Cash flows from financing activities:
Financing costs	—	(56,350)
Borrowings from subordinated parent debt	—	46,417
Repayments of subordinated parent debt	—	(238,137)
Borrowings on project financing	—	2,393,900
Borrowings from credit facility	—	178,995
Repayments of credit facility	—	(2,379,353)

Net cash used in financing activities	—	(54,528)

Net increase (decrease) in cash and cash equivalents	25,721	(39,598)
Cash and cash equivalents, beginning of period	64,538	39,598

Cash and cash equivalents, end of period	$90,259	$—

(1)	Only individual line items in cash flows from operating activities have been restated. Total cash flows from operating, investing and financing activities were unaffected.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004 (Restated)
	(In thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$22,236	$10,266
Non cash transactions:
Interest on subordinated parent debt added to principal balance	$—	$72,173
Capital expenditures included in accounts payable	1,587	38,219
Financing costs contributed by parent	—	5,803
Disposition of property, plant and equipment through subordinated parent debt	—	119,647
Conversion of subordinated parent debt to equity	—	4,381,619

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. Organization and Operations of the Company

     Calpine Generating Company, LLC (the “Company” or “CalGen”), a Delaware limited liability company, is an indirect wholly-owned subsidiary of Calpine Corporation (“Calpine” or the “Parent”). CalGen is engaged, through its subsidiaries, in the construction, ownership and operation of electric power generation facilities and the sale of energy, capacity and related products in the United States of America. The purpose of these Consolidated Condensed Financial Statements is to present the financial position and results of operations of the 14 power projects (collectively, the “projects” or the “facilities”) listed below and other legal entities that are indirectly owned by CalGen.

     CalGen is comprised of the following 14 power projects (the dates represent commercial operation of the project, or expected commercial operation for phase 2 at the Pastoria Energy Center, which is under construction): (1) Delta project near Pittsburg, California, June 2002; (2) Goldendale project near Goldendale, Washington, September 2004; (3) Los Medanos project near Pittsburg, California, August 2001; (4) Pastoria project under construction near Kern County, California, Phase 1 May 2005, Phase 2 June 2005; (5) Baytown project near Baytown, Texas, June 2002; (6) Channel project near Houston, Texas, Phase 1 August 2001, Phase 2 April 2002; (7) Corpus Christi project located near Corpus Christi, Texas, October 2002; (8) Freestone project near Fairfield, Texas, Phase 1 June 2002, Phase 2 July 2002; (9) Carville project near St. Gabriel, Louisiana, June 2003; (10) Columbia project near Columbia, South Carolina, May 2004; (11) Decatur project near Decatur, Alabama, Phase 1 June 2002, Phase 2 June 2003; (12) Morgan project near Morgan County, Alabama, Phase 1 July 2003, Phase 2 January 2004; (13) Oneta project near Coweta, Oklahoma, Phase 1 July 2002, Phase 2 June 2003; and (14) Zion project near Zion, Illinois, Phase 1 June 2002, Phase 2 June 2003. These facilities comprise substantially all of CalGen’s assets.

2. Basis of Interim Presentation

     The accompanying unaudited interim Consolidated Condensed Financial Statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the Consolidated Condensed Financial Statements include the adjustments necessary to present fairly the information required to be set forth therein (which were all of a normal recurring nature, except as described in Note 3). Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, these financial statements should be read in conjunction with the audited Consolidated Financial Statements of the Company for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-K and the Company’s Registration Statement on Form S-4 filed with the SEC on July 13, 2004, which was updated in Amendment No. 1 to Form S-4 filed with the SEC on October 19, 2004. The results for interim periods are not necessarily indicative of the results for the entire year.

     CalGen’s financial statements for all periods reflect an allocation of charges for Calpine’s common expenditures. Such charges have been made in accordance with Staff Accounting Bulletin (“SAB”) No. 55, “Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.”

     The accompanying consolidated condensed financial statements reflect all costs of doing business, including those incurred by the Parent on CalGen’s behalf. Costs that are clearly identifiable as being applicable to CalGen have been allocated to CalGen. The most significant costs included in this category include costs incurred during the construction phase of the facilities when salaries and other costs are charged directly to the related construction project. Costs of centralized departments that serve all business segments have been allocated, where such charges would be material, using relevant allocation measures, primarily the base labor of CalGen as a percentage of the consolidated base labor of the Parent. The most significant costs in this category include salary and benefits of certain employees, legal and other professional fees, information technology costs and facilities costs, including office rent. Parent corporate costs that clearly relate to other business segments of Calpine have not been allocated to CalGen. Charges associated with the termination of certain long-term service agreements related to major maintenance paid by Calpine have been recorded as contributions from the Parent. There were no such termination charges for the three-month period ended March 31, 2005. Long-term service agreement cancellation charges for the three-month period ended March 31, 2004 totaled $1.3 million.

     For all periods presented, CalGen accounted for income taxes associated with the projects using the separate return method, pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” (“SFAS No. 109”).

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

3. Restatement

     In connection with the automation of its billing process, the Company identified an error made in determining payments due from Calpine Energy Services, L.P. (“CES”), a subsidiary of its Parent, to the Company for capacity pursuant to the Index Based Gas Sale and Power Purchase Agreement (“Index Based Agreement”) and the WECC Fixed Price Gas Sale and Power Purchase Agreement (the “Fixed Price Agreement”). The error caused the Company to over-report revenue by approximately $16.9 million from March 23, 2004, the date of the 2004 Refinancing, until September 30, 2004. This error had no impact on the Company’s Parent’s (Calpine’s) financial statements because the revenue transactions between the Company and CES are eliminated in consolidation on Calpine’s books. All amounts in this Form 10-Q for the quarter ended March 31, 2005 reflect the impact of this restatement.

     CalGen bills for its power sales and gas purchases under two agreements between CalGen and CES: the Index Based Agreement and the Fixed Price Agreement. Billings under these agreements include payment for fixed capacity fees and variable energy and Operation and Maintenance (“O&M”) fees for all of CalGen’s power plants. Capacity charges billed under the Fixed Price Agreement should have been deducted from amounts used to calculate the charges under the Index Based Agreement; however, an error occurred when capacity for two of the Company’s plants was inadvertently billed under both agreements.

     The following table reflects the originally reported and restated amounts for the quarter ended March 31, 2004 (in thousands):

		As previously
	Restated	reported(i)

Electricity and steam revenue-related party	$172,469	$172,785
Total revenue	273,648	273,964
Gross profit	12,474	12,790
Income from operations	7,793	8,109
Net loss	(93,718)	(93,402)

(i)	The consolidated condensed financial statements for the three months ended March 31, 2004 are herein restated to correct revenue, gross profit, income from operations and net loss, which had been overstated due to the billing error discussed above.

4. Summary of Significant Accounting Policies

     Principles of Consolidation - The accompanying consolidated condensed financial statements include accounts of the Company and its wholly-owned subsidiaries. The basis of consolidating the financial statements is common ownership of the facilities and other assets. Intercompany accounts and transactions are eliminated in the Consolidated Condensed Financial Statements.

     Reclassifications — Certain prior year amounts in the Consolidated Condensed Financial Statements have been reclassified to conform to the 2005 presentation.

     Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements relate to useful lives and carrying values of assets, salvage value assumptions, tax valuation allowance, fair value calculations of derivative instruments, capitalization of interest, the outcome of pending litigation, the allocation of the Parent’s shared expenditures and the ability of CalGen to recover the carrying value of the facilities.

     Restricted Cash — CalGen is required to maintain cash balances that are restricted by provisions of its regulatory agencies. These amounts are held by depository banks in order to comply with the contractual provisions requiring reserves for environmental payments. Funds that can be used to satisfy obligations due during the next twelve months are classified as current restricted cash, with the remainder classified as non-current restricted cash. The carrying value approximates fair value due to the short-term maturities of these balances. Such cash is excluded from cash and cash equivalents in the Consolidated Condensed Statement of Cash Flows.

     Effective Tax Rate — CalGen is a single member limited liability company that has been treated as a taxable entity for financial reporting purposes. For all periods presented, the Company accounted for income taxes using the separate return method, pursuant to SFAS No. 109. Under SFAS No. 109, a valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Because of significant historical net losses incurred by the Company, a valuation allowance has been established for the entire amount of the excess of deferred tax assets over deferred tax liabilities. Accordingly, the Company’s net tax liability has been reduced to zero and no tax provision or benefit has been

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

recorded. The taxable income or loss of the Company is included with the consolidated income tax returns of Calpine Corporation. For the three months ended March 31, 2005 and 2004, the effective rate was 0%.

     Executory Contracts — Where commodity contracts do not qualify as leases or derivatives, the contracts are classified as executory contracts. These contracts apply traditional accrual accounting unless the revenue must be levelized per EITF Issue No. 91-06, “Revenue Recognition of Long-Term Power Sales Contracts” (“EITF Issue No. 91-06”). The Company currently accounts for one commodity contract under EITF Issue No. 91-06 which is levelized over the term of the agreement.

     Revenue Recognition — Capacity revenue is recognized monthly, based on the plant’s availability. Energy revenue is recognized upon transmission or delivery to the customer. In addition to various third-party contracts, CalGen has entered into long-term power sales agreements with CES, whereby CES purchases virtually all of the projects’ available electric energy and capacity (other than that sold under third-party power and steam agreements) and provides the facilities substantially all of their required natural gas needs. For the period from January 1, 2004 through March 23, 2004, for all fuel contracts where title for fuel did not transfer, the related power sales agreements were accounted for as tolling agreements and the associated fuel costs were presented as a reduction of the related power revenues. In connection with the issuance of the secured term loans and secured notes on March 23, 2004, new contracts were executed with CES. Under these new contracts, the title for fuel transfers to CalGen; therefore, they are not considered to be tolling agreements. As a result, the projects record gross revenues and fuel expense. Steam is generated as a by-product at our facilities and is recognized upon delivery to the customer.

     Under certain circumstances, CalGen is a party to a number of “buy-sell” transactions whereby CalGen purchases gas from a third-party, sells the gas to CES at substantially the same price, and then repurchases the gas from CES at the contract price. Revenues from these transactions are netted against the affiliated fuel expense. For the three-month period ended March 31, 2005, revenues of approximately $78.1 million from these transactions were netted against $78.1 million of associated fuel expense.

5. Property, Plant and Equipment, Net and Capitalized Interest

     As of March 31, 2005 and December 31, 2004, the components of property, plant and equipment, net, are stated at cost less accumulated depreciation and amortization as follows (in thousands):

	March 31,	December 31,
	2005	2004
Buildings, machinery, and equipment	$5,919,719	$5,917,575
Less: Accumulated depreciation and amortization	(378,713)	(338,172)

	5,541,006	5,579,403
Land	7,854	7,854
Construction in progress	736,751	707,172

Property, plant and equipment, net	$6,285,611	$6,294,429

     Total depreciation and amortization expense for the quarters ended March 31, 2005 and 2004 was $40.6 million and $34.9 million, respectively.

     Buildings, Machinery, and Equipment — This component primarily includes electric power plants and related equipment. Depreciation is recorded utilizing the straight-line method over the estimated original composite useful life, generally 35 years for baseload power plants, exclusive of the estimated salvage value, typically 10%. Zion, which is a peaking facility, is depreciated over 40 years, less the estimated salvage value of 10%.

     Major Maintenance — The Company capitalizes costs for major turbine generator refurbishments for the “hot gas path section” and compressor components, which include such significant items as combustor parts (e.g. fuel nozzles, transition pieces and “baskets”), compressor blades, vanes and diaphragms. These refurbishments are done either under long term service agreements by the original equipment manufacturer or by Calpine’s Turbine Maintenance Group. The capitalized costs are depreciated over their estimated useful lives. The Company expenses annual planned maintenance.

     Construction in Progress — Construction in progress (“CIP”) is primarily attributable to projects under construction. Upon commencement of plant operation, these costs are transferred to the applicable property category, generally buildings, machinery and equipment. The Pastoria Energy Center, which commenced Phase I operations in May 2005 and expects to commence phase II

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

operations in June 2005, was the only facility under construction at March 31, 2005 and December 31, 2004. Construction in progress increased $29.6 million between December 31, 2004 and March 31, 2005 primarily due to capital additions at the Pastoria facility.

     Capitalized Interest — The Company capitalizes interest on capital invested in projects during the advanced stages of development and the construction period in accordance with SFAS No. 34, “Capitalization of Interest Cost,” (“SFAS No. 34”) as amended by SFAS No. 58, “Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34)” (“SFAS No. 58”). Upon commencement of plant operation, capitalized interest, as a component of the total cost of the plant, is amortized over the estimated useful life of the plant. For the quarters ended March 31, 2005 and 2004, the total amount of interest capitalized was $5.0 million and $33.3 million, respectively. The decrease in the amount of interest capitalized during the quarter ended March 31, 2005 reflects the completion of the Columbia and Goldendale power plants in 2004.

     Capitalized interest is computed using two methods: (1) capitalized interest on funds borrowed for specific construction projects and (2) capitalized interest on general debt. For capitalization of interest on specific funds, the Company capitalizes the interest cost incurred related to debt entered into for specific projects under construction. The methodology for capitalizing interest on general debt, consistent with paragraphs 13 and 14 of SFAS No. 34 begins with a determination of the borrowings applicable to the Company’s qualifying assets. The basis of this approach is the assumption that the portion of the interest costs that are capitalized on expenditures during an asset’s acquisition period could have been avoided if the expenditures had not been made. This methodology takes the view that if funds are not required for construction then they would have been used to pay off debt. The Company uses its best judgment in determining which borrowings represent the cost of financing the acquisition of the assets. The interest rate is derived by dividing the total interest cost by the average borrowings. This weighted average interest rate is applied to the Company’s average qualifying assets in excess of specific debt on which interest is capitalized. For the period from January 1, 2004 through March 23, 2004, general debt consisted primarily of subordinated debt from our Parent (the “Subordinated Parent Debt”). All Subordinated Parent Debt was converted to equity in connection with the issuance of debt securities on March 23, 2004 (See Note 6).

     Impairment Evaluation — All long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever there is an indication of a potential reduction in fair value. Factors which could trigger an impairment include significant underperformance relative to historical or projected future operating results, significant changes in how the Company uses the acquired assets in its overall business strategy and significant negative industry or economic trends.

     The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. The significant assumptions used in the Company’s undiscounted future cash flow estimates include the future supply and demand relationships for electricity and natural gas and the expected pricing for those commodities as well as the resultant spark spreads in the various regions where the Company generates. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss to the extent that the fair value was less than the book value.

     The Company’s assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors related to its projects. The Company’s review of factors present and the resulting appropriate carrying value of long-lived assets are subject to judgments and estimates that management is required to make. No impairment charge has been recorded to date for any projects. However, future events could cause us to conclude that impairment indicators exist and that long-lived assets might be impaired.

6. Notes Payable, Term Loans and Other Financings

     On March 23, 2004, the Company completed its offerings of secured term loans and secured notes totaling $2.4 billion. Net proceeds from the offerings were used to repay amounts outstanding under the $2.5 billion CCFC II revolving construction credit facility (the “Construction Facility”), which was scheduled to mature in November 2004, and to pay fees and transaction costs associated with the 2004 Refinancing. The new debt securities (the “Notes”) and the new term loans (the “Loans”) are in several traunches and, except for the Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.5%. The offerings included:

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Carrying Amount at
Amount	Description	Interest Rate	March 31,2005
$235.0 million	First Priority Secured Floating Rate Notes Due 2009	LIBOR plus 375 basis points	$235.0 million
$640.0 million	Second Priority Secured Floating Rate Notes Due 2010	LIBOR plus 575 basis points	$632.0 million
$680.0 million	Third Priority Secured Floating Rate Notes Due 2011	LIBOR plus 900 basis points	$680.0 million
$150.0 million	Third Priority Secured Notes Due 2011	11.50%	$150.0 million
$600.0 million	First Priority Secured Term Loans due 2009	LIBOR plus 375 basis points(1)	$600.0 million
$100.0 million	Second Priority Secured Term Loans due 2010	LIBOR plus 575 basis points(2)	$98.8 million

$ 2,405.0 million			$2,395.8 million

(1)	The Company may also elect a Base Rate plus 275 basis points.

(2)	The Company may also elect a Base Rate plus 475 basis points.

     The Loans and Notes described above are collateralized through a combination of pledges of the equity interests in CalGen and its first tier subsidiary, CalGen Expansion Company, liens on the assets of CalGen’s power generating facilities (other than its Goldendale facility) and related assets located throughout the United States. The lenders’ recourse is limited to such security and none of the indebtedness is guaranteed by Calpine. (see Note 11, Guarantor Subsidiaries — Supplemental Consolidating Financial Statements).

Other Financings

     Concurrently with the refinancing, described above, the Company entered into an agreement with a group of banks led by The Bank of Nova Scotia for a $200.0 million revolving credit facility (the “Revolving Credit Facility”). This three-year facility is available for specified working capital purposes, capital expenditures on Pastoria, and for letters of credit. All amounts outstanding under the Revolving Credit Facility will bear interest at either (i) the Base Rate plus 250 basis points, or (ii) at LIBOR plus 350 basis points as defined in the indenture. At March 31, 2005 and December 31, 2004, there were no outstanding borrowings under the facility; however, there were $182.0 million and $190.0 million, respectively, in letters of credit issued and outstanding. These letters of credit were primarily issued to support fuel purchases and other operational activities.

     Concurrently with the refinancing, the Company also entered into a $750.0 million unsecured subordinated working capital facility (the “Working Capital Facility”) with CalGen Holdings, Inc., the Company’s sole member. The Working Capital Facility is guaranteed by Calpine. Under the Working Capital Facility, the Company may borrow funds only for specific purposes including claims under its business interruption insurance with respect to any of the facilities or a delay in the start up of the Pastoria facility; losses incurred as a result of uninsured force majeure events; claims for liquidated damages against third party contractors with respect to the Goldendale and Pastoria facilities and spark spread diminution after expiration of the three-year Index Hedge agreement with Morgan Stanley Capital Group (“MSCG”) (see Note 9). Borrowings under the Working Capital Facility will bear interest at LIBOR plus 4.0% and will mature in 2019. At March 31, 2005 and December 31, 2004, there were no outstanding borrowings under the Working Capital Facility.

     Prior to the refinancing on March 23, 2004, the Company’s long-term debt consisted of the Construction Facility and the Subordinated Parent Debt. The Construction Facility was repaid and terminated on March 23, 2004 and the balance of the Subordinated Parent Debt totaling $4.4 billion was converted to equity as a non-cash capital contribution.

     In connection with a Raw Water Service Agreement (the “Water Agreement”) entered into with Contra Costa Water District for raw water service through April 2015, Delta and Los Medanos issued a promissory note valued at $3.5 million for the service connection fee. Payments are annual, due April 1 of each year. The interest rate charged is based on the average rate for the preceding calendar year for the Local Agency Investment Fund plus 2.5%. The note is split 70% Delta and 30% Los Medanos per the terms of the Water Agreement. At March 31, 2005 and December 31, 2004, the balance of the note was $2.3 million.

7. Significant Customers

     In addition to third-party agreements, each of the Company’s facilities entered into the Index Based Agreement with CES. The Delta and Los Medanos facilities also entered into Fixed Price Agreement with CES. Under these agreements, CES purchases substantially all of the output for each facility (subject to certain exceptions for direct sales to third parties) and sells or delivers to each facility substantially all of the gas required for its operations (subject to certain exceptions for gas purchases from third parties) CES is a significant customer and the Company’s revenues from sales to CES were as follows (in thousands):

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004 (Restated)
Revenues:
CES	$345,326	$172,469

     CES invoices the Company for the power they purchase during the period net of the gas they sell to the facilities during the period. As such, the Company could be in a net payable or receivable position at the end of any given period, depending on the fuel consumption used to generate power sold to third-party customers during the respective period. See note 8 below regarding related-party transactions.

8. Related Party Transactions

     Concurrently with the closing of the Loans and Notes refinancing on March 23, 2004, the Company entered into various agreements with Calpine affiliates. Under these agreements, the facilities sell power and purchase gas from CES, and other Calpine affiliates provide operations and maintenance (“O&M”), major maintenance and administrative services to the Company. The agreements between the Company and CES provide for the netting of payment obligations due and owing to each other, and the related party balances among and between Calpine and its affiliates are netted for presentation purposes in the Company's Consolidated Condensed Financial Statements.

     The combined related-party balances as of March 31, 2005 and December 31, 2004, reflected in the accompanying Consolidated Condensed Balance sheets and the related-party transactions for the three months ended March 31, 2005 and 2004, reflected in the accompanying Consolidated Condensed Statements of Operations are summarized as follows (in thousands):

	March 31,	December 31,
	2005	2004
Accounts receivable, net	$—	$600
Accounts payable, net	36,624	—

	Three Months Ended
	March 31,
	2005	2004 (Restated)
Revenue	$345,326	$172,469
Fuel expense	262,768	181,875
Plant operating expense	43,474	43,657
Sales, general and administrative expense	3,251	4,681
Interest expense	—	72,173

9. Derivative Instruments

     To manage forward exposure to price fluctuations, the Company entered into a three-year Index Hedge with MSCG. The Index Hedge will provide for semi-annual payments to the Company if the aggregate spark spread amount calculated under the Index Hedge for any six-month period during the term of the Index Hedge is less than $50.0 million. The semi-annual payment dates are March 31 and September 30, beginning September 30, 2004. Based on the aggregate spark spread calculation, no payment was made to the Company under the Index Hedge for the quarter ended March 31, 2005. The Company paid $45.0 million for the Index Hedge. The amount paid includes a value of $38.3 million over the estimated exercise value of the Index Hedge calculated based on the Company’s internally developed models. The Company recorded the valuation difference as a component of derivative assets. In accordance with EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” the valuation difference is accounted for as a deferred amount and amortized to income over the term of the contract. The amount amortized (realized expense) for the quarter ended March 31, 2005 was $5.6 million. The Index Hedge qualifies as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” but does not meet hedge accounting requirements and, therefore, changes in the value are recognized in the Consolidated Condensed Statement of Operations as an unrealized gain or loss. There was an unrealized loss from such changes in value of $1.7 million for the quarter ended March 31, 2005.

     The table below reflects the amounts that are recorded as assets and liabilities at March 31, 2005, for the Company’s derivative instruments (in thousands):

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

March 31,
2005
Current derivative assets	$7,231
Long-term derivative assets	21,400

Total derivative assets	$28,631

10. Commitments and Contingencies

Litigation

     The Company is party to various litigation matters arising out of the normal course of business, the more significant of which are summarized below. The ultimate outcome of each of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome be reasonably estimated presently for every case. The liability the Company may ultimately incur with respect to any one of these matters in the event of a negative outcome may be in excess of amounts currently accrued with respect to such matters and may potentially be material to the Company’s Consolidated Condensed Financial Statements.

     Estate of Jones, et al. v. Calpine Corporation. On June 11, 2003, the Estate of Darrell Jones and the Estate of Cynthia Jones filed a complaint against Calpine in the United States District Court for the Western District of Washington. Calpine purchased Goldendale Energy, Inc., a Washington corporation, from Darrell Jones of National Energy Systems Company (“NESCO”). The agreement provided, among other things, that upon “Substantial Completion” of the Goldendale facility, Calpine would pay Mr. Jones (i) $6.0 million and (ii) $18.0 million less $0.2 million per day for each day that elapsed between July 1, 2002, and the date of substantial completion. Substantial completion of the Goldendale facility occurred in September 2004 and the daily reduction in the payment amount has reduced the $18.0 million payment to zero. The complaint alleged that by not achieving substantial completion by July 1, 2002, Calpine breached its contract with Mr. Jones, violated a duty of good faith and fair dealing, and caused an inequitable forfeiture. On July 28, 2003, Calpine filed a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The court granted Calpine’s motion to dismiss the complaint on March 10, 2004. Plaintiffs filed a motion for reconsideration of the decision, which was denied. Subsequently, on June 7, 2004, plaintiffs filed a notice of appeal. Calpine filed a motion to recover attorneys’ fees from NESCO, which was recently granted at a reduced amount. Calpine held back $100,000 of the $6 million payment to the estates (which has been remitted) to ensure payment of these fees. The matter is currently on appeal, and both parties have filed briefs with the appellate court.

     Solutia Bankruptcy. Solutia, Inc. (Decatur Energy Center, LLC’s (“Decatur”) steam host) filed for bankruptcy on December 17, 2003. Effective May 27, 2004, Solutia, Inc. rejected certain cogen agreements relating to the sale of steam and supply of electricity and entered a term sheet with Decatur confirming the agreement of the parties with respect to property rights going forward. By this term sheet, Decatur has secured all necessary rights to continue operating the plant. The parties are in active discussions to attempt to reach a negotiated settlement on the rejection damage claim, but if such discussions are not successful, Decatur maintains the right to litigate the amount of the damage claim. The parties entered into an amended and restated agreement setting forth their respective rights and obligations going forward pursuant to the term sheet and the bankruptcy court approved this agreement on June 30, 2004. On November 19, 2004, Decatur and its affiliates filed proofs of claim with the bankruptcy court totaling approximately $383 million. Solutia is expected to contest these claims, but has taken no action to date.

     Panda Energy International, Inc., et al. v. Calpine Corporation, et al. On November 5, 2003, Panda Energy International, Inc. and certain related parties, including PLC II, LLC, (collectively “Panda”) filed suit against Calpine and certain of its affiliates in the United States District Court for the Northern District of Texas, alleging, among other things, that the Company breached duties of care and loyalty allegedly owed to Panda by failing to correctly construct and operate the Oneta Energy Center (“Oneta”), which the Company acquired from Panda, in accordance with Panda’s original plans. Panda alleges that it is entitled to a portion of the profits from Oneta and that Calpine’s actions have reduced the profits from Oneta thereby undermining Panda’s ability to repay monies owed to Calpine on December 1, 2003, under a promissory note on which approximately $38.6 million (including interest through December 1, 2003) is currently outstanding and past due. The note is collateralized by Panda’s carried interest in the income generated from Oneta, which achieved full commercial operations in June 2003. Calpine filed a counterclaim against Panda Energy International, Inc. (and PLC II, LLC) based on a guaranty and a motion to dismiss as to the causes of action alleging federal and state securities laws violations. The court recently granted Calpine’s motion to dismiss, but allowed Panda an opportunity to replead. The

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Company considers Panda’s lawsuit to be without merit and intends to vigorously defend it. Discovery is currently in progress. Calpine stopped accruing interest income on the promissory note due December 1, 2003, as of the due date because of Panda’s default in repayment of the note.

     In addition, the Company is involved in various other claims and legal actions arising out of the normal course of its business. The Company does not expect that the outcome of these proceedings will have a material adverse effect on its financial position or results of operations.

11. Guarantor Subsidiaries — Supplemental Consolidating Financial Statements

     The securities issued in connection with the 2004 Refinancing were guaranteed by substantially all of the Company’s assets and the assets of its subsidiaries (“Subsidiary Guarantors”) other than CalGen Finance and CalGen’s subsidiary that owns the Goldendale facility (the “Other Subsidiaries”). The Goldendale facility is collateralized through the Company’s equity interest in CalGen Expansion Company. CalGen Expansion Company owns, through its direct and indirect wholly owned subsidiaries, 100% of the interests in the Company’s facilities. CalGen Holdings’ membership interest in CalGen and CalGen’s membership interest in CalGen Expansion are pledged as collateral. CalGen Holdings has no assets or operations separate from its investment in CalGen. The Notes discussed in Note 6 are guaranteed on a joint and several and unconditional basis by the Subsidiary Guarantors. Each guarantee is a non-recourse senior secured obligation of the respective guarantor.

     Pursuant to Rule 3.10 of Regulation S-X, CalGen is required to present consolidating financial information with respect to the Subsidiary Guarantors and the Other Subsidiaries. Consolidating balance sheets as of March 31, 2005 and December 31, 2004, consolidating statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, are presented below.

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
March 31, 2005

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,227	$31	$1	$—	$90,259
Restricted cash, current portion	—	—	81	—	81
Accounts receivable	122	62,820	42	—	62,984
Accounts receivable — related party	62,927	147,453	—	(210,380)	—
Notes receivable, current portion	—	1,115	—	—	1,115
Inventories	—	18,462	1,173	—	19,635
Current derivative assets	7,231	—	—	—	7,231
Prepaid and other current assets	572	23,834	665	—	25,071

Total current assets	161,079	253,715	1,962	(210,380)	206,376

Property, plant and equipment, net	6	5,962,602	323,003	—	6,285,611
Investment in affiliates	4,026,557	—	—	(4,026,557)	—
Notes receivable, net of current portion	—	19,284	—	—	19,284
Notes receivable — affiliate	2,425,341	—	—	(2,425,341)	—
Restricted cash, net of current portion	—	—	95	—	95
Deferred financing costs, net	48,673	46,634	2,039	(48,673)	48,673
Long-term derivative assets	21,400	—	—	—	21,400
Deferred tax asset	—	16,310	1,362	—	17,672
Other assets	—	51,229	—	—	51,229

Total assets	$6,683,056	$6,349,774	$328,461	$(6,710,951)	$6,650,340

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$31,898	$46,969	$183	$—	$79,050
Accounts payable — related party	167,007	36,624	43,373	(210,380)	36,624
Notes payable, current portion	—	903	—	—	903
Accrued interest payable	78,219	74,782	3,437	(78,219)	78,219
Deferred tax liability	—	16,310	1,362	—	17,672
Other current liabilities	—	2,417	123	—	2,540

Total current liabilities	277,124	178,005	48,478	(288,599)	215,008

Notes payable, net of current portion	—	2,114	—	—	2,114
Priority notes and term loans	2,395,795	2,285,748	110,047	(2,395,795)	2,395,795
Deferred revenue	—	6,430	—	—	6,430
Other liabilities	—	20,856	—	—	20,856

Total liabilities	2,672,919	2,493,153	158,525	(2,684,394)	2,640,203
Member’s equity	4,010,137	3,856,621	169,936	(4,026,557)	4,010,137

Total liabilities and member’s equity	$6,683,056	$6,349,774	$328,461	$(6,710,951)	$6,650,340

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET
December 31, 2004

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$64,510	$28	$—	$—	$64,538
Accounts receivable	—	59,302	18	—	59,320
Accounts receivable — related party	62,131	119,589	—	(181,120)	600
Notes receivable, current portion	—	367	—	—	367
Inventories	—	18,456	1,145	—	19,601
Current derivative assets	9,272	—	—	—	9,272
Prepaid and other current assets	62	21,019	88	—	21,169

Total current assets	135,975	218,761	1,251	(181,120)	174,867

Property, plant and equipment, net	7	5,969,576	324,846	—	6,294,429
Investment in affiliates	4,051,326	—	—	(4,051,326)	—
Notes receivable, net of current portion	—	19,381	—	—	19,381
Notes receivable — affiliate	2,397,160	—	—	(2,397,160)	—
Deferred financing costs, net	51,496	49,329	2,167	(51,496)	51,496
Long-term derivative assets	26,644	—	—	—	26,644
Deferred tax asset	—	16,310	1,362	—	17,672
Other assets	—	54,245	—	—	54,245

Total assets	$6,662,608	$6,327,602	$329,626	$(6,681,102)	$6,638,734

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$31,809	$66,880	$523	$—	$99,212
Accounts payable — related party	140,153	—	40,967	(181,120)	—
Notes payable, current portion	—	168	—	—	168
Accrued interest payable	53,324	51,028	2,296	(53,324)	53,324
Deferred tax liability	—	16,310	1,362	—	17,672
Other current liabilities	—	2,871	99	—	2,970

Total current liabilities	225,286	137,257	45,247	(234,444)	173,346

Notes payable, net of current portion	—	2,109	—	—	2,109
Priority notes and term loans	2,395,332	2,285,307	110,025	(2,395,332)	2,395,332
Deferred revenue	—	5,671	—	—	5,671
Other liabilities	—	20,286	—	—	20,286

Total liabilities	2,620,618	2,450,630	155,272	(2,629,776)	2,596,744
Member’s equity	4,041,990	3,876,972	174,354	(4,051,326)	4,041,990

Total liabilities and member’s equity	$6,662,608	$6,327,602	$329,626	$(6,681,102)	$6,638,734

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the quarter ended March 31, 2005

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Revenue:
Electricity and steam revenue — related party	$—	$329,878	$15,448	$—	$345,326
Electricity and steam revenue — third-party	—	108,359	—	—	108,359

Total electricity and steam revenue	—	438,237	15,448	—	453,685
Mark-to-market activity, net	(7,285)	—	—	—	(7,285)
Sale of purchased power	—	4,680	—	—	4,680
Other revenue	—	1,200	—	—	1,200

Total revenue	(7,285)	444,117	15,448	—	452,280

Cost of revenue:
Plant operating expense — related party	—	39,708	3,766	—	43,474
Fuel expense	—	329,218	11,507	—	340,725
Purchased power expense	—	4,418	—	—	4,418
Depreciation and amortization expense	—	38,842	1,801	—	40,643

Total cost of revenue	—	412,186	17,074	—	429,260

Gross profit (loss)	(7,285)	31,931	(1,626)	—	23,020
Sales, general and administrative expense — related party	185	2,898	168	—	3,251

Income (loss) from operations	(7,470)	29,033	(1,794)	—	19,769

Interest expense — third party	50,749	48,215	2,534	(50,749)	50,749
Interest (income)	(51,058)	(480)	—	50,749	(789)
Equity loss in subsidiary	(23,720)	—	—	23,720	—
Other (income) expense, net	(77)	600	90	—	613

Loss before income taxes	(30,804)	(19,302)	(4,418)	23,720	(30,804)
Income taxes	—	—	—	—	—

Net loss	$(30,804)	$(19,302)	$(4,418)	$23,720	$(30,804)

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
For the quarter ended March 31, 2004

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
			(Restated, in thousands)
Revenue:
Electricity and steam revenue — related party	$—	$172,469	$—	$—	$172,469
Electricity and steam revenue — third-party	—	99,942	—	—	99,942

Total electricity and steam revenue	—	272,411	—	—	272,411
Mark-to-market activity, net	115	—	—	—	115
Sale of purchased power	—	298	—	—	298
Other revenue	—	824	—	—	824

Total revenue	115	273,533	—	—	273,648

Cost of revenue:
Plant operating expense — related party	—	43,657	—	—	43,657
Fuel expense	—	182,144	—	—	182,144
Purchased power expense	—	490	—	—	490
Depreciation and amortization expense	—	34,883	—	—	34,883

Total cost of revenue	—	261,174	—	—	261,174

Gross profit (loss)	115	12,359	—	—	12,474
Sales, general and administrative expense — related party	111	3,444	1,126	—	4,681

Income (loss) from operations	4	8,915	(1,126)	—	7,793

Interest expense — related party	—	72,026	147	—	72,173
Interest expense — third party	—	30,636	138	—	30,774
Interest (income)	(218)	(567)	—	—	(785)
Equity loss in subsidiary	(93,940)	—	—	93,940	—
Other (income) expense, net	—	(651)	—	—	(651)

Loss before income taxes	(93,718)	(92,529)	(1,411)	93,940	(93,718)
Income taxes	—	—	—	—	—

Net loss	$(93,718)	$(92,529)	$(1,411)	$93,940	$(93,718)

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the quarter ended March 31, 2005

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
			(In thousands)
Cash flows from operating activities:
Net loss	$(30,804)	$(19,302)	$(4,418)	$23,720	$(30,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	38,842	1,801	—	40,643
Amortization of discount and deferred financing costs	3,244	2,833	149	(3,244)	2,982
Mark-to-market activities, net	7,285	—	—	—	7,285
Equity loss in subsidiary	23,720	—	—	(23,720)	—
Change in operating assets and liabilities:
Accounts receivable	(122)	(3,518)	(24)	—	(3,664)
Accounts receivable/accounts payable — related party	26,058	8,760	2,406	—	37,224
Inventories	—	(6)	(28)	—	(34)
Prepaid and other current assets	(509)	(3,564)	(577)	—	(4,650)
Other assets	(28,181)	2,064	—	28,181	2,064
Accounts payable	89	(19,911)	(340)	—	(20,162)
Accrued interest payable	24,895	23,754	1,141	(24,895)	24,895
Other accrued liabilities	—	1,615	24	—	1,639

Net cash provided by operating activities	25,675	31,567	134	42	57,418

Cash flows from investing activities:
(Increase) in restricted cash	—	—	(176)	—	(176)
Purchases of property, plant and equipment	42	(31,564)	43	(42)	(31,521)

Net cash used in investing activities	42	(31,564)	(133)	(42)	(31,697)

Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	25,717	3	1	—	25,721
Cash and cash equivalents, beginning of period	64,510	28	—	—	64,538

Cash and cash equivalents, end of period	$90,227	$31	$1	$—	$90,259

CALPINE GENERATING COMPANY, LLC
(a wholly-owned subsidiary of Calpine CalGen Holdings, Inc.)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
For the quarter ended March 31, 2004

					Calpine
					Generating
					Company,
		Subsidiary	Other	Consolidating	LLC
	Parent	Guarantors	Subsidiaries	Adjustments	Consolidated
			(Restated, in thousands)
Cash flows from operating activities:
Net income (loss)	$(93,718)	$(92,529)	$(1,411)	$93,940	$(93,718)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	34,883	—	—	34,883
Amortization of discount and deferred financing costs	385	4,183	—	(385)	4,183
Write-off of deferred financing costs		12,457	—	—	12,457
Mark-to-market activities	(115)	—	—	—	(115)
Interest on subordinated parent debt	—	72,026	147	—	72,173
Equity loss in subsidiary	93,940	—	—	(93,940)	—
Cost allocated from parent	—	1,308	—	—	1,308
Change in operating assets and liabilities:
Accounts receivable	—	(3,235)	—	—	(3,235)
Accounts receivable/accounts payable, net — related party	39,775	(40,700)	(3,351)	—	(4,276)
Inventories	—	(539)	—	—	(539)
Prepaid and other current assets	—	(1,983)	599	—	(1,384)
Other assets	(2,342,546)	(2,096)	—	2,342,546	(2,096)
Accounts payable	5,118	(8,841)	2,640	—	(1,083)
Accrued interest payable	4,611	4,313	199	(4,611)	4,512
Other accrued liabilities	—	(2,882)	49	—	(2,833)

Net cash provided by (used in) operating activities	(2,292,550)	(23,635)	(1,128)	2,337,550	20,237

Cash flows from investing activities:
(Increase) decrease in restricted cash	—	152,290	—	—	152,290
Purchases of derivative asset	(45,000)	—	—	—	(45,000)
Purchases of property, plant and equipment	—	(96,269)	(16,328)	—	(112,597)

Net cash used in investing activities	(45,000)	56,021	(16,328)	—	(5,307)

Cash flows from financing activities:
Financing costs	(56,350)	(54,004)	(2,346)	56,350	(56,350)
Borrowings from subordinated parent debt	—	29,539	16,878	—	46,417
Repayments of subordinated parent debt	—	(131,096)	(107,041)	—	(238,137)
Borrowings from credit facility	—	178,995	—	—	178,995
Repayments of credit facility	—	(2,379,353)	—	—	(2,379,353)
Issuance of secured notes and term loans	2,393,900	2,283,938	109,962	(2,393,900)	2,393,900

Net cash provided by (used in) financing activities	2,337,550	(71,981)	17,453	(2,337,550)	(54,528)

Net increase (decrease) in cash and cash equivalents	—	(39,595)	(3)	—	(39,598)
Cash and cash equivalents, beginning of period	—	39,595	3	—	39,598

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

Item 2. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.

     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, (i) the timing and extent of deregulation of energy markets and the rules and regulations adopted on a transitional basis with respect thereto, (ii) the timing and extent of changes in commodity prices for energy, particularly natural gas and electricity, and the impact of related derivatives transactions, (iii) unscheduled outages of operating plants, (iv) unseasonable weather patterns that reduce demand for power, (v) economic slowdowns that can adversely affect consumption of power by businesses and consumers, (vi) uncertainties associated with cost estimates, that actual costs may be higher than estimated, (vii) development of lower-cost power plants or of a lower cost means of operating a fleet of power plants by our competitors, (viii) uncertainties associated with estimates of sources and uses of cash, that actual sources may be lower and actual uses may be higher than estimated, (ix) present and possible future claims, litigation and enforcement actions, (x) effects of the application of regulations, including changes in regulations or the interpretation thereof, (xi) risks related to the ability of Calpine and its affiliates to continue to perform under the various affiliate agreements including in the Index Based Gas Sale and Power Purchase Agreement (“the Index Based Agreement”) and the WECC Fixed Price Gas Sale and Power Purchase Agreement (the “Fixed Price Agreement”) with Calpine Energy Services, L.P. (“CES”), and (xii) other risks identified in this report. You should also carefully review the risks described in other reports that we file with the Securities and Exchange Commission, including without limitation our annual report on Form 10-K for the year ended December 31, 2004 and our Registration Statement on Form S-4 filed on July 13, 2004 with the Securities and Exchange Commission and amended on Form S-4/A on October 19, 2004. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

     We file annual, quarterly and periodic reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 450 Fifth Street, N.W., Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

     Our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, are available for download, free of charge, as soon as reasonably practicable after these reports are filed with the SEC. You may request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: Calpine Corporation, 50 West San Fernando Street, San Jose, California 95113, attention: Lisa M. Bodensteiner, Assistant Secretary, telephone: (408) 995-5115. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

Executive Overview

     Calpine Generating Company, LLC (“CalGen”) is a Delaware limited liability company and an indirect wholly owned subsidiary of Calpine Corporation (“Calpine” or the “Parent”). We are engaged, through our subsidiaries, in the construction, ownership and operation of electric power generation facilities and the sale of energy, capacity and related products in the United States of America. We indirectly own 14 power generation facilities (the “projects” or “facilities”) that are expected to have an aggregate combined estimated peak capacity of 9,834 MW (nominal 8,425 MW without peaking capacity). Our aggregate combined estimated peak capacity represents approximately 30.6% of Calpine’s 32,149 MW of aggregate estimated peak capacity in operation and under construction. Thirteen of our facilities are natural gas-fired combined cycle facilities, and our Zion facility is a natural gas-fired simple cycle facility. As of March 31, 2005, thirteen of our facilities were operating and had an aggregate estimated peak capacity of 9,065 MW. The Pastoria facility commenced Phase I operation on May 5, 2005. The Pastoria facility will have a total baseload capacity of 759 MW upon the completion of both Phase I and Phase II which is expected to be in June 2005.

     Our revenues are generated from the sale of electrical capacity and energy together with a by-product, steam, through a series of agreements with third parties and through the Fixed Price Agreement and Index Based Agreement with CES. In connection with our refinancing on March 23, 2004, we entered into the Fixed Price and Index Based Agreements with CES. Previously, CES had purchased most of the available capacity and energy of our facilities, including ancillary services and other generation-based products and services, at negotiated internal transfer prices agreed upon when the various facilities commenced operations. In addition, CES supplied substantially all fuel requirements to the facilities, also at negotiated internal transfer prices. Under the Fixed Price and Index Based Agreements, CES purchases a portion of our energy at a fixed price and all of our remaining energy (after sales pursuant to our third-party agreements) at floating prices based on day-ahead energy and gas prices.

     On March 23, 2004, CalGen closed on $2.4 billion of the Loans and Notes (the “2004 Refinancing”) to replace the $2.5 billion credit facility entered into in October 2000 (the “Construction Facility”). The Notes and Loans comprise of various traunches and except for the Third Priority Secured Notes Due 2011, the Notes and Loans carry a floating interest rate based on LIBOR plus a spread. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.5%.

     Concurrently with the 2004 Refinancing, CalGen entered into an agreement for a $200 million revolving credit facility (the “Revolving Credit Facility”) with a group of banks led by The Bank of Nova Scotia and a $750 million unsecured subordinated working capital facility (the “Working Capital Facility”) with CalGen Holdings, Inc., our sole member. The working capital facility is guaranteed by Calpine and may only be drawn in limited circumstances. In addition, CalGen had previously received additional financing from Calpine in the form of subordinated debt (the “Subordinated Parent Debt”). Effective March 23, 2004, Calpine converted the Subordinated Parent Debt, totaling approximately $4.4 billion, to equity in a non-cash capital contribution.

     All amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the restatement discussed in Note 3 of the Consolidated Condensed Financial Statements. See Liquidity and Capital Resources below for discussion of the financial challenges facing CalGen.

Results of Operations

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

(in millions, except for unit pricing information, percentages and MW volumes); in the comparative tables below, increases in revenue/income or decreases in expense (for favorable variances) are shown without brackets. Decreases in revenue/income or increase in expense (unfavorable variances) are shown with brackets.

     Revenue

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Electricity and steam revenue — related party	$345.3	$172.5	$172.8	100.2%
Electricity and steam revenue — third-party	108.4	99.9	8.5	8.5%
Mark-to-market activity, net	(7.3)	0.1	(7.4)	(7400.0)%
Sale of purchased power	4.7	0.3	4.4	1466.7%
Other revenue	1.2	0.8	0.4	50.0%

Total revenue	$452.3	$273.6	$178.7	65.3%

     Electricity and steam revenue increased as we completed construction and brought into operation the Goldendale and Columbia facilities in September 2004 and May 2004, respectively. New revenue generated at these facilities contributed $15.4 million and $21.0 million, respectively. In addition, the Morgan facility commenced operations in January 2004. Additional revenues in 2005 from this facility contributed $9.9 million to the increase. Prior to the 2004 Refinancing, the gas purchase and power sales agreements at Delta and Los Medanos were accounted for as tolling agreements. As such, fuel costs were recorded as a reduction of the related power revenues. Under the new gas purchase and power sales agreements executed in connection with the 2004 Refinancing, fuel costs are no longer netted against revenue. Revenues at Delta and Los Medanos increased approximately $104.4 million under these new agreements. Overall, revenues increased with the execution of new gas purchase and power sales agreements on March 23, 2004. Previously, CES purchased most of the available capacity and energy at negotiated internal transfer prices. Under the Fixed Price and Index Based Agreements, CES purchases a portion of the energy at a fixed price and all of the remaining energy (after sales pursuant to our third-party agreements) at floating prices based on day-ahead energy and gas prices. The increases in electricity and steam revenue were partially offset by a $9.7 million decrease in revenue at the Channel facility. This decrease resulted from a forced outage in the first quarter of 2005.

     Sale of purchased power increased $4.4 million as we purchased replacement power to meet contract sales requirements while the Channel plant was shut down due to forced outages.

     Average megawatts in operation of our consolidated plants increased by 13.6% to 9,065 MW while generation increased by 8.9% to 6,584 MW. The increase in generation lagged behind the increase in average MW in operation as our baseload capacity factor dropped to 35.6% in 2005 from 37.1% in 2004 primarily because of unattractive off-peak margins in the merchant market reflecting near-term over-supply conditions. The overall increase in revenue was due to an increase in generation combined with the increase in average pricing, which increased 53.2% as average realized electricity prices increased to $68.95/MWh in 2005 from $45.02/MWh in 2004, primarily because of the new contractual agreements in 2004.

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Realized (loss) on derivative instruments, net	$(5.6)	$—	$(5.6)	(100.0)%
Unrealized (loss) on derivative instruments, net	(1.7)	0.1	(1.8)	(1800.0)%

Mark-to-market activity, net	$(7.3)	$0.1	$(7.4)	(7400.0)%

     To manage forward exposure to price fluctuations, the Company entered into a three-year Index Hedge (“Index Hedge”) with Morgan Stanley Capital Group (“MSCG”). The Index Hedge provides for semi-annual payments to the Company if the aggregate spark spread amount calculated under the Index Hedge for any six-month period during the term of the Index Hedge is less than $50.0 million. No payments have been made under the Index Hedge to date. Realized loss on derivative instruments is accounted for in accordance with EITF Issue No. 02-03, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” and represents the amortization of the excess of the amount paid for the Index Hedge over its internally calculated fair value at the date of purchase. Unrealized loss represents changes in the value of the Index Hedge.

Cost of Revenue

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Plant operating expense	$43.5	$43.7	$0.2	0.5%

     Plant operating expense for the quarter ended March 31, 2004 included a charge of $5.1 million related to scheduled maintenance outages at our Freestone facility. There were no such charges at Freestone in 2005. That decrease was partially offset as we completed construction and brought into operation the Goldendale and Columbia power plants. The Goldendale and Columbia facilities contributed $2.2 million and $2.5 million, respectively, of additional plant operating expense. In addition, we incurred additional plant operating expense in 2005 due to the expansion of our Morgan facility. Expressed per MWh of generation, plant operating expense decreased by 8.7% from $7.22/MWh to $6.59/MWh due to an increase of 8.9% in generation.

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Purchased power expense	$4.4	$0.5	$(3.9)	(780.0)%

     Purchased power expense increased due to outages at our Channel facility in 2005.

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Fuel expense	$340.7	$182.1	$(158.6)	(87.1)%

     Fuel expense increased due to replacement of certain tolling agreements, which existed in the first quarter of 2004 before the 2004 Refinancing. Under the tolling agreements, revenue was reported net of fuel expense. In the first quarter of 2005, tolling agreements were not in place as a result of the 2004 Refinancing. Therefore, revenue was reported gross of fuel expense. The increase in fuel costs and consumption also contributed to the increase in fuel expense. As noted above we completed construction and brought into operation the Goldendale and Columbia baseload power plants which contributed $11.5 million and $13.9 million, respectively, of the total increase. We also brought into operation the expansion of the Morgan baseload power plant in 2004, contributing $3.8 million of the total increase. Fuel expense also increased in 2005 due to the 8.9% increase in gas-fired megawatt hours generated and because of a 14% increase in gas prices.

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Depreciation and amortization expense	$40.6	$34.9	$(5.7)	(16.3)%

     Depreciation and amortization expense increased due to the additional capacity brought on line as explained above.

   Other (Income)/Expenses

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Sales, general and administrative expense	$3.3	$4.7	$1.4	29.8%

     Sales, general and administrative expense decreased in 2005 due to non-recurring accounting and related fees in the first quarter of 2004 in the amount of $1.6 million associated with the 2004 Refinancing. Partially offsetting this decrease were increases of $0.5 million related to the operation of new plants. Sales, general and administrative expense expressed per MWh of generation decreased to $0.49/MWh in 2005 from $0.77/MWh in 2004 due to lower costs on increased generation.

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Interest expense, related party	$—	$72.2	$72.2	100.0%
Interest expense, third-party	50.7	30.8	(19.9)	(64.6)%

Total interest expense	$50.7	$103.0	$52.3	50.8%

     Interest expense, related party decreased primarily due to the 2004 Refinancing in March 2004. At the time of this refinancing, the Subordinated Parent Debt was converted to equity by the Parent in a non-cash capital contribution. Partially offsetting the decrease in related party interest expense was an increase in third-party interest expense. This increase is primarily due to the CalGen project debt, which replaced the Construction Facility in March 2004. This debt accrued interest at a weighted average rate of approximately 8.6% during the first quarter of 2005 compared with a weighted average interest rate of 2.6% on the Construction Facility. In addition, $6.6 million of the increase is due to the new plants entering commercial operations at which time capitalization of interest expense at these plants ceased.

	Three Months Ended
	March 31,
	2005	2004	$ Change	% Change
Other expense (income), net	$0.6	$(0.7)	$(1.3)	(185.7)%

     Other expense (income), net was unfavorable primarily due to a non-recurring $0.8 million gain at Corpus Christi for the quarter ended March 31, 2004 as a result of a water capacity agreement termination. Zion, Columbia and Decatur recorded letter of credit fees of $0.3 million, $0.2 million and $0.1 million respectively, in the first quarter of 2005. There were no such fees in 2004.

Liquidity and Capital Resources

     As discussed above, most of our revenues are generated from the sale of electrical capacity and energy through agreements with CES, which is a subsidiary of Calpine. Consequently, our cash flows from operations are dependent on cash generated from these sales. As Calpine described in its Quarterly Report on Form 10-Q for the period ending March 31, 2005 (the “Calpine 10-Q”), access to capital for many in the energy sector, including Calpine, has been restricted since late 2001, and the timing of the availability of capital at Calpine is uncertain and is dependent, in part, on market conditions that are difficult to predict and are outside of Calpine’s control. In addition, in the Calpine 10-Q, Calpine reported that it is facing several challenges related to satisfying its obligations under outstanding indebtedness and funding anticipated capital expenditures and working capital requirements for the next twelve months. In the near term, Calpine reported its cash requirements are expected to exceed its unrestricted cash on hand and cash from operations. Calpine reports that it has implemented a liquidity-enhancing program to address these issues. There is no assurance, however, that Calpine or its affiliates can continue to meet their obligations under their agreements with us and, more particularly, the Index Based and Fixed Price Agreements, in the near term or otherwise. If Calpine is unable to meet its obligations under these agreements, CalGen would be required to enter into power purchase agreements and arrange for scheduling and marketing services and operating and maintenance services with third parties. If CalGen is unable to secure these third-party agreements, it would have a material adverse effect on our financial condition and results of operations and could cause us to be unable to make payments under our outstanding indebtedness, including the Notes and the Loans.

     Prior to the 2004 Refinancing, our primary sources of liquidity were cash flows from operations, borrowing capacity under the Construction Facility and subordinated borrowings from our parent. Currently our sources of liquidity include cash flows from operations and borrowings under our existing credit facilities.

     The Construction Facility was established in October 2000 with a consortium of banks and was scheduled to mature in November 2004. As of December 31, 2003, we had $2.2 billion in borrowings and $53.2 million in letters of credit outstanding under this facility. The Construction Facility was repaid and terminated on March 23, 2004 in connection with the 2004 Refinancing.

     The Subordinated Parent Debt was evidenced by a note agreement dated January 1, 2002 and bore interest at 8.75% per annum. At December 31, 2003, the outstanding balance was $4.6 billion. Under the debt subordination agreement, interest payments to the Parent were not permissible until all senior debt was repaid. Accordingly, the interest on the Subordinated Parent Debt was treated as a non-cash transaction and was added back to net income for purposes of computing cash flows from operations in the accompanying statements of cash flows. Effective March 23, 2004, in connection with the 2004 Refinancing, the Parent transferred the Subordinated Parent Debt balance, which included accrued interest, totaling $4.4 billion, to equity as a non-cash capital contribution.

     On March 23, 2004, we completed the 2004 Refinancing, including the issuance of Notes and Loans totaling $2.4 billion. Net proceeds from the 2004 Refinancing were used to repay amounts outstanding under the Construction Facility and to pay fees and transaction costs associated with the 2004 Refinancing. The Notes and Loans are in various traunches and, except for the Third Priority Secured Notes Due 2011, carry a floating interest rate based on LIBOR plus a spread. The Third Priority Secured Notes Due 2011 carry a fixed interest rate of 11.5%.

     As part of the 2004 Refinancing, we entered into an agreement with a group of banks led by The Bank of Nova Scotia for a $200.0 million revolving credit facility (the “Revolving Credit Facility”). This three-year facility is available for specified working capital purposes, capital expenditures to complete the Pastoria facility and for letters of credit. All amounts outstanding under the Revolving Credit Facility will bear interest at either (i) the Base Rate plus 250 basis points, or (ii) at LIBOR plus 350 basis points. At March 31, 2005 and December 31, 2004, there were no outstanding borrowings under the facility; however, at March 31, 2005 and December 31, 2004, we had approximately $182.0 million and $190.0 million, respectively, in letters of credit outstanding under this credit facility to support fuel purchases and other operational activities.

     The Company also entered into a $750.0 million unsecured subordinated working capital facility (the “Working Capital Facility”) with CalGen Holdings, Inc., our sole member, which is guaranteed by Calpine. Under the Working Capital Facility, the Company may borrow funds only for specific purposes including claims under its business interruption insurance with respect to any of the facilities or a delay in the start up of the Pastoria facility; losses incurred as a result of uninsured force majeure events; claims for liquidated damages against third party contractors with respect to the Goldendale and Pastoria facilities and spark spread diminution after expiration of the Index Hedge agreement with MSCG. Borrowings under the Working Capital Facility will bear interest at LIBOR plus 4.0% and interest will be payable annually in arrears and will mature in 2019. At March 31, 2005 and December 31, 2004, there were no outstanding borrowings under the Working Capital Facility.

     To manage forward exposure to price fluctuations, we entered into the Index Hedge. The Index Hedge provides for semi-annual payments to us equal to the amount, if any, that the aggregate spark spread amount calculated under the Index Based Agreement, in each six-month period, falls below $50.0 million. We paid $45.0 million for the Index Hedge, which is in place through April 1, 2007. No payments have been made to us under the Index Hedge to date.

     Historically, our funding requirements related primarily to the construction of our facilities. With the completion of the Columbia Energy Center and the Goldendale Energy Center in 2004, all of our facilities are operational except for Pastoria, which commenced operations of phase I in May 2005 and is expected to commence operations of phase II in June 2005, respectively. We expect to have sufficient cash flow from operations and borrowings available under our credit facilities to satisfy all obligations under our outstanding indebtedness, and to fund anticipated capital expenditures and working capital requirements for the next twelve months. On March 31, 2005, our liquidity totaled approximately $108.3 million. This includes cash and cash equivalents on hand of approximately $90.3 million and $18.0 million of borrowing capacity under our Revolving Credit Facility. Additionally, as explained above, we have $750 million of borrowing capacity under our Working Capital Facility for specific permitted purposes. However, if Calpine and its affiliates are unable to meet their obligations under their agreements with us, particularly the Index Based and Fixed Price Agreements, as well as the Working Capital Facility, we would be unable to satisfy all obligations under our outstanding indebtedness unless we were able to enter into new third party agreements sufficient to support such obligations. As described above, there can be no assurance that Calpine and its affiliates will continue to meet their obligations or, if they do not, that we will be able to enter into new third party arrangements.

     Cash Flow Activities — The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Beginning cash and cash equivalents	$64.5	$39.6
Net cash provided by:
Operating activities	57.4	20.2
Investing activities	(31.7)	(5.3)
Financing activities	—	(54.5)

Net increase (decrease) in cash and cash equivalents	25.7	(39.6)

Ending cash and cash equivalents	$90.2	$—

     Operating activities for the three months ended March 31, 2005 provided net cash of $57.4 million compared with $20.2 million for the same period in 2004. The increase in operating cash flow in 2005 compared with 2004 primarily relates to the completion and commencement of operations of the Columbia and Goldendale facilities, which contributed to our 8.9% increase in generation. In addition, favorable contracts were executed in connection with our 2004 Refinancing, contributing to an increase in operating cash flows from increased gross profit. This was partially offset by higher interest cost from third-party debt and a reduction in our working capital investment during 2005.

     Investing activities for the three months ended March 31, 2005, consumed net cash of $31.7 million, compared with $5.3 million in the same period of 2004. In both periods capital expenditures for new construction of plants represent the majority of investing cash outflows, though amounts decreased significantly in the first quarter of 2005. In 2004, capital expenditures for new construction of plants was offset by a decrease in restricted cash as a result of the refinancing.

     Financing activities for the three months ended March 31, 2005, provided no net cash activity, compared with financing activities consuming $54.5 million in the same period in 2004. Cash outflows for the first quarter of 2004 were primarily the result of refinancing transactions, repayments of Subordinated Parent Debt and financing costs.

     Revolving Credit Facilities — At March 31, 2005 and December 31, 2004, we had approximately $182.0 million and $190.0 million, respectively, in letters of credit outstanding under our $200 million revolving credit facility to support fuel purchases and other operational activities.

     Working Capital — At March 31, 2005, we had a negative working capital balance (current assets less current liabilities) of approximately $8.6 million compared to a positive balance of approximately $1.5 million at December 31, 2004. The reduction in working capital is due primarily to an increase of $24.9 million in accrued interest payable and an increase of $16.5 million in accounts payable (including accounts payable, net to related party) which were partially offset by an increase of $25.7 million in cash and equivalents.

     Credit Considerations — On May 12, 2005, Moody’s Investors Services lowered its credit ratings on CalGen's debt obligations reducing CalGen's first priority debt rating to B2 from B1, its second priority debt to B3 from B2 and its third priority debt to Caal from B3 (with negative outlook). On May 9, 2005, Standard & Poor's lowered its credit ratings on CalGen's debt obligations, reducing CalGen's first priority debt rating to B from B+, its second priority debt to B- from B, leaving its third priority debt unchanged at CCC+ (with negative outlook).

     Because the pricing of our debt is not linked to debt and credit ratings by the rating agencies and the majority of the Company’s revenues are from CES, a related party, the Company does not currently expect the downgrade to have a material impact on the Company’s operations or financial condition. However, the downgrade could potentially impact the cost of doing business with third parties in the future.

     Capital Expenditures and Sources — Our projected capital expenditures from April 2005 to December 2005 include approximately $48.3 million in construction costs required to complete the Pastoria facility. We also expect to make capital expenditures in 2005 with respect to operations and maintenance, including major maintenance, of approximately $18.2 million. We expect to fund these expenditures through cash on hand and operating cash flow, or potentially from borrowings under our revolving credit facility.

     Distributions to Sole Member — Under the indentures governing the notes, we are generally permitted to make distributions to CalGen Holdings, our sole member, out of excess cash flow generated by operations, provided that cumulative cash flow is positive and that no default or event of default exists and there are no amounts outstanding under our new working capital facility. We expect that all distributable collections (after the payment of operating expenses, debt service and deposits to the reserve accounts) will be distributed to our sole member, as permitted. No such distributions were made in the first quarter of 2005.

     Capital Availability — Under the indentures governing the notes, our ability to borrow additional indebtedness is severely limited. If a need for capital does arise, either because our business changes or because the sources on which we are depending are not available, we may not be able to obtain such capital under the indentures governing the notes or on terms that are attractive to us.

     Compliance with Covenants — Some of our senior notes indentures and our credit facilities contain financial and other restrictive covenants that limit or prohibit our ability to incur indebtedness, make prepayments on or purchase indebtedness in whole or in part, pay dividends, make investments, lease properties, engage in transactions with affiliates, create liens, consolidate or merge with another entity or allow one of our subsidiaries to do so, sell assets, and acquire facilities or other businesses. We are currently in compliance with all of such financial and other restrictive covenants. Any failure to comply could give holders of debt the right to accelerate the maturity of all debt outstanding thereunder if the default was not cured or waived. As of and for the quarter ended March 31, 2005, we were in compliance with our covenants, and we were also in compliance with our covenants as of and for the year ended December 31, 2004. For a further discussion of our restrictive covenants, see our Risk Factors in the Form S‑4, filed on July 13, 2004 and amended on October 19, 2004, under the risk factor entitled “The agreements governing our indebtedness, as well as indebtedness of our affiliates, impose restrictions on our business.”

     Performance Indicators — We believe the following factors are important in assessing our ability to continue to fund our growth in the capital markets: (a) various interest coverage ratios; (b) our credit and debt ratings by the rating agencies; (c) our anticipated capital requirements over the coming quarters and years; (d) the profitability of our operations; (e) the non-Generally Accepted Accounting Principles (“GAAP”) financial measures and other performance metrics discussed in “Performance Metrics” below; (f) our cash balances and remaining capacity under existing revolving credit construction and general purpose credit facilities; (g) compliance with covenants in existing debt facilities; (h) progress in raising new or replacement capital; and (i) the stability of future contractual cash flows, particularly cash flows from the Index Based and Fixed Price Agreements with CES.

     The amounts included above for purchase obligations include the minimum requirements under contract. Agreements that we can cancel without significant cancellation fees are excluded.

Performance Metrics

     In understanding our business, we believe that certain operational and certain non-GAAP financial metrics are particularly important. These are described below:

     Total deliveries of power. We generate power which is sold to CES and third parties, and steam which is primarily sold to third-party hosts. These sales are recorded as electricity and steam revenue. The volume in MWh for power is a key indicator of our level of generation activity.

     Average availability and average baseload capacity factor. Availability represents the percent of total hours during the period that our plants were available to run after taking into account the downtime associated with both scheduled and unscheduled outages. The baseload capacity factor is calculated by dividing (a) total megawatt hours generated by our power plants (excluding peakers) by the product of multiplying (b) the weighted average megawatts in operation during the period by (c) the total hours in the period. The capacity factor is thus a measure of total actual generation as a percent of total potential generation. If we elect not to generate during periods when electricity pricing is too low or gas prices too high to operate profitably, the baseload capacity factor will reflect that decision as well as both scheduled and unscheduled outages due to maintenance and repair requirements.

     Average heat rate for gas-fired fleet of power plants expressed in Btu’s of fuel consumed per KWh generated. We calculate the average heat rate for our gas-fired power plants (excluding peakers) by dividing (a) fuel consumed in Btu’s by (b) KWh generated. The resultant heat rate is a measure of fuel efficiency. Therefore, the lower the heat rate, the better. We also calculate a “steam-adjusted” heat rate, in which we adjust the fuel consumption in Btu’s down by the equivalent heat content in steam or other thermal energy exported to a third party, such as to steam hosts for our cogeneration facilities. Our goal is to have the lowest average heat rate in the industry.

     Average all-in realized electric price expressed in dollars per MWh generated. We calculate the all-in realized electric price per MWh generated by dividing (a) the sum of adjusted electricity and steam (“E&S”) revenue, which includes capacity revenues, energy revenues, thermal revenues, plus realized gain or (loss) on the Index Hedge plus other revenue related to the Index Hedge by (b) total generated MWh in the period.

     Average cost of natural gas expressed in dollars per millions of Btu’s of fuel consumed. The fuel costs for our gas-fired power plants are a function of volumes consumed and the prices we pay for fuel purchased from CES. Accordingly, we calculate the cost of natural gas per millions of Btu’s of fuel consumed in our power plants by dividing (a) adjusted fuel expense by (b) the heat content in millions of Btu’s of the fuel we consumed in our power plants for the period.

     Average spark spread expressed in dollars per MWh generated. We calculate the spark spread per MWh generated by subtracting (a) adjusted fuel expense from (b) adjusted E&S revenue and dividing the difference by (c) total generated MWh in the period.

     Average plant operating expense per normalized MWh. To assess trends in power plant operating expense (“POX”) per MWh, we normalize the results from period to period by assuming a constant 70% total company-wide capacity factor (including both baseload and peaker capacity) in deriving normalized MWh. By normalizing the cost per MWh with a constant capacity factor, we can better analyze trends and the results of our program to realize economies of scale, cost reductions and efficiencies at our electric generating plants. For comparison purposes we also include POX per actual MWh.

     The table below shows the operating performance metrics discussed above.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Operating Performance Metrics:
Total deliveries of power:
MWh generated and delivered	6,584	6,046
Average availability	91.1%	90.0%
Average baseload capacity factor:
Average total MW in operation	9,065	7,980
Less: Average MW of pure peakers	513	513

Average baseload MW in operation	8,552	7,467
Hours in the period	2,160	2,184
Potential baseload generation (MWh)	18,472	16,308
Actual total generation (MWh)	6,584	6,046
Less: Actual pure peakers’ generation (MWh)	—	—

Actual baseload generation (MWh)	6,584	6,046
Average baseload capacity factor	35.6%	37.1%
Average heat rate for gas-fired power plants (excluding peakers) (Btu’s/KWh):
Not steam adjusted	8,124	7,979
Steam adjusted	7,052	7,183
Average all-in realized electric price:
Electricity and steam revenue	$453,685	$272,411
Spread on sales of purchased power for hedging and optimization	262	(192)

Adjusted electricity and steam revenue (in thousands)	$453,947	$272,219
MWh generated (in thousands)	6,584	6,046
Average all-in realized electric price per MWh	$68.95	$45.02
Average cost of natural gas:
Fuel expense	$340,725	$182,144
Million Btu’s (“MMBtu”) of fuel consumed by generating plants. (in thousands)	52,224	45,060
Average cost of natural gas per MMBtu	$6.52	$4.04
MWh generated (in thousands)	6,584	6,046
Average cost of adjusted fuel expense per MWh	$51.75	$30.13
Average spark spread:
Adjusted electricity and steam revenue (in thousands)	$453,947	$272,219
Less: Fuel expense (in thousands)	340,725	182,144
Less: Realized amortization expense on Index Hedge (in thousands)	5,611	—

Spark spread (in thousands)	$107,611	$90,075
MWh generated (in thousands)	6,584	6,046
Average spark spread per MWh	$16.34	$14.90
Average plant operating expense (“POX”) per normalized MWh (for comparison purposes we also include POX per actual MWh):
Average total consolidated MW in operations	9,065	7,980
Hours per year	2,160	2,184
Total potential MWh	19,580	17,428
Normalized MWh (at 70% capacity factor)	13,706	12,200
Plant operating expense (POX)	$43,417	$43,657
POX per normalized MWh	$3.17	$3.58
POX per actual MWh	$6.59	$7.22

Financial Market Risks

     Debt Financing — Certain debt instruments may affect us adversely because of changes in market conditions. In connection with the 2004 Refinancing on March 23, 2004, we issued approximately $2.4 billion in new debt of which $150 million is at a fixed rate, and the balance is at floating rates, based on Libor plus a spread. Significant LIBOR increases could have a negative impact on our future interest expense. In addition, borrowings under our Revolving Credit Facility and our Working Capital Facility carry an interest rate based on LIBOR plus a spread.

     The following table summarizes our variable-rate debt, by repayment year, exposed to interest rate risk as of March 31, 2005. All fair market values are shown net of applicable premium or discount, if any (dollars in thousands):

							Fair Value
	2005	2006	2007	2008	2009	Thereafter	3/31/2005(1)
First Priority Secured Floating Rate Notes Due 2009(2)	$—	$—	$1,175	$2,350	$231,475	$—	$235,000
Second Priority Secured Floating Rate Notes Due 2010(2)	—	—	—	3,200	6,400	622,439	632,039
Third Priority Secured Floating Rate Notes Due 2011(2)	—	—	—	—	—	680,000	680,000

Total Floating Rate Notes(2)	—	—	1,175	5,550	237,875	1,302,439	1,547,039
First Priority Secured Term Loans Due 2009(3)	—	—	3,000	6,000	591,000	—	600,000
Second Priority Secured Term Loans Due 2010(3)	—	—	—	500	1,000	97,256	98,756

Total Floating Rate Term Loans(3)			3,000	6,500	592,000	97,256	698,756
Revolving Credit Facility(3)	—	—	—	—	—	—	—
Working Capital Facility(2)	—	—	—	—	—	—	—

Total Other Financings	—	—	—	—	—	—	—
Grand total variable-rate debt instruments	$—	$—	$4,175	$12,050	$829,875	$1,399,695	$2,245,795

(1)	Fair value equals carrying value, which is the aggregate principal amount subject to variable rate risk.

(2)	Interest rate based on LIBOR plus a spread

(3)	Interest rate based on LIBOR plus a spread; however the Company may elect the Base Rate plus a spread (see Note 6 to the Consolidated Condensed Financial Statements)

     Derivatives — We are primarily focused on generation of electricity using gas-fired turbines. As a result, our natural physical commodity position is “short” fuel (i.e., natural gas consumer) and “long” power (i.e., electricity seller). To manage forward exposure to price fluctuations in these commodities, we entered into the Index Hedge with MSCG discussed in Note 9 of the Notes to Consolidated Condensed Financial Statements.

     The Index Hedge will provide for semi-annual payments to us equal to the amount, if any, that the aggregate spark spread amount calculated under the Index Based Gas Sale and Power Purchase Agreement, in each six-month period, falls below $50 million. The Hedge Index is in place until April 1, 2007.

     The change in fair value of outstanding derivative instruments for the three months ended March 31, 2005, is summarized in the table below (in thousands):

Fair value of contracts outstanding at December 31, 2004	$35,916
Amortization during the period, net (1)	(5,611)
Changes in fair value attributable to price movements, net	(1,674)

Fair value of contracts outstanding at March 31, 2005 (2)	$28,631

(1)	Non-cash losses from roll-off (amortization) of deferred premium (see discussion in Note 9 to the financial statements).

(2)	Net derivative assets are reported in Note 9 of the Notes to the Consolidated Condensed Financial Statements.

     The fair value of the outstanding derivative instrument at March 31, 2005, based on price source and the period during which the instrument will mature, are summarized in the table below (in thousands):

Fair Value Source	2005	2006-2007	2008-2009	After 2009	Total
Prices actively quoted	$—	$—	$—	$—	$—
Prices provided by other external sources	3,661	19,408	—	—	23,069
Prices based on models and other valuation methods	—	5,562	—	—	5,562

Total fair value	$3,661	$24,970	$—	$—	$28,631

     The credit quality of the counterparty holding our Index Hedge at March 31, 2005 and for the period then ended is investment grade.

     Calpine’s risk managers maintain and validate the fair value information associated with the Index Hedge. This information is derived from various sources. Prices actively quoted include validation with prices sourced from commodities exchanges (e.g., New York Mercantile Exchange). Prices provided by other external sources include quotes from commodity brokers and electronic trading platforms. Prices based on models and other valuation methods are validated using quantitative methods.

     The fair value of outstanding derivative instruments and the fair value that would be expected after a ten percent adverse price change are shown in the table below (in thousands):

		Fair Value
		After 10% Adverse
	Fair Value	Price Change
At March 31, 2005:
Other mark-to-market activity	$28,631	$27,152

     The derivative instrument included in this table is the Index Hedge discussed in Note 9 of the Notes to Consolidated Condensed Financial Statements. Valuation of the Index Hedge depends, to a large degree, upon assumptions about future gas and power prices. Accordingly, we have calculated the change in fair value shown above based upon an assumed 10% increase in power prices and an assumed 10% decrease in gas prices. Changes in fair value of the Index Hedge economically offset the price risk exposure of our physical assets. We have included none of the offsetting changes in value of our physical assets in the table above.

     The primary factors affecting the fair value of our derivative at any point in time are (1) the term of our open derivative position and (2) changing market prices for electricity and natural gas. The Index Hedge is valued using the mean reversion model, and as prices for electricity and natural gas are among the most volatile of all commodity prices, there may be material changes in the fair value of our derivative over time, driven by price volatility and the realized portion of the derivative asset. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the change since the last balance sheet date in the total value of the derivative is reflected in the statement of operations as an item (gain or loss) of current earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     See “Financial Market Risks” in Item 2.

Item 4. Controls and Procedures.

     Calpine Generating Company, LLC (the “Company”) maintains disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of December 31, 2004, management of the Company identified a material weakness related to our revenue processes, procedures and controls that was discussed in Item 9A of the Company’s 2004 Form 10-K. During the first quarter of 2005, the Company began taking the steps necessary to improve its internal controls over our revenue process and to remediate this material weakness. While significant progress has been made in remediation of these controls, the controls have not yet operated for a sufficient period of time to be able to conclude that they are designed and operating effectively.

     The Company’s senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on the status of the remediation of the material weakness discussed below, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective. In light of the material weakness identified as of December 31, 2004, and that continues to exist at March 31, 2005, the Company continued to perform additional analysis and post-closing procedures to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented. The certificates required by this item are filed as Exhibits 31.1 and 31.2 to this Form 10-Q.

Status of Remediation of the Material Weakness

     During the first quarter of 2005, the Company began taking the steps necessary to improve its internal controls relating to our revenue process. The Company implemented a control checklist used to recalculate the revenues based on the power purchase agreements between the Company and CES. The Company has also enhanced its review procedures over revenues generated from CES. The Company will continue to monitor the effectiveness of these procedures and continue to make any changes that management deems appropriate.

Changes in Internal Control Over Financial Reporting

     The Company continuously seeks to improve the efficiency and effectiveness of its internal controls. This results in refinements to processes throughout the Company. During the first quarter of 2005, there were no significant changes in the Company’s internal control over financial reporting, other than the changes related to the Company’s revenue processes, procedures and controls discussed above, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     See Note 10 of the Notes to Consolidated Condensed Financial Statements for a description of our legal proceedings.

Item 6. Exhibits.

     (a) Exhibits

     The following exhibits are filed herewith unless otherwise indicated:

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Formation of Calpine Generating Company, LLC.*
3.2	Certificate of Incorporation of CalGen Finance Corp.*
3.3	Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*
3.4	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*
3.5	Certificate of Amendment to Certificate of Formation of CalGen Expansion Company, LLC (f/k/a CCFC II Development Company, LLC).*
3.6	Certificate of Limited Partnership of Baytown Energy Center, LP.*
3.7	Certificate of Amendment to Certificate of Limited Partnership of Baytown Energy Center, LP.*
3.8	Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*
3.9	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center GP, LLC.*
3.10	Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*
3.11	Certificate of Amendment to Certificate of Formation of Calpine Baytown Energy Center LP, LLC.*
3.12	Certificate of Formation of Baytown Power GP, LLC.*
3.13	Certificate of Amendment to Certificate of Formation of Baytown Power GP, LLC.*
3.14	Certificate of Limited Partnership of Baytown Power, LP.*
3.15	Certificate of Amendment to Certificate of Limited Partnership of Baytown Power, LP.*
3.16	Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.17	Certificate of Amendment to Certificate of Formation of Carville Energy LLC(f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.18	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.19	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*

Exhibit
Number	Description
3.20	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.21	Certificate of Amendment to Certificate of Formation of Carville Energy LLC (f/k/a Bayou Verret Energy LLC and Bayou Verret LLC).*
3.22	Certificate of Limited Partnership of Channel Energy Center, LP.*
3.23	Certificate of Amendment to Certificate of Limited Partnership of Channel Energy Center, LP.*
3.24	Certificate of Formation of Calpine Channel Energy Center GP, LLC.*
3.25	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center GP, LLC.*
3.26	Certificate of Formation of Calpine Channel Energy Center LP, LLC.*
3.27	Certificate of Amendment to Certificate of Formation of Calpine Channel Energy Center LP, LLC.*
3.28	Certificate of Formation of Channel Power GP, LLC.*
3.29	Certificate of Amendment to Certificate of Formation of Channel Power GP, LLC.*
3.30	Certificate of Limited Partnership of Channel Power, LP.*
3.31	Certificate of Amendment to Certificate of Limited Partnership of Channel Power, LP.*
3.32	Certificate of Formation of Columbia Energy LLC.*
3.33	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*
3.34	Certificate of Amendment to Certificate of Formation of Columbia Energy LLC.*
3.35	Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*
3.36	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*
3.37	Certificate of Amendment to Certificate of Limited Partnership of Corpus Christi Cogeneration LP.*
3.38	Certificate of Formation of Nueces Bay Energy LLC.*
3.39	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*
3.40	Certificate of Amendment to Certificate of Formation of Nueces Bay Energy LLC.*
3.41	Amended and Restated Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*
3.42	Certificate of Amendment to Certificate of Formation of Calpine Northbrook Southcoast Investors, LLC (f/k/a Skygen Southcoast Investors LLC).*
3.43	Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*
3.44	Certificate of Amendment to Certificate of Formation of Calpine Corpus Christi Energy GP, LLC.*
3.45	Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*
3.46	Certificate of Amendment to Certificate of Limited Partnership of Calpine Corpus Christi Energy, LP.*
3.47	Certificate of Formation of Decatur Energy Center, LLC.*
3.48	Certificate of Amendment to Certificate of Formation of Decatur Energy Center, LLC.*
3.49	Certificate of Formation of Delta Energy Center, LLC.*

Exhibit
Number	Description
3.50	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*
3.51	Certificate of Amendment to Certificate of Formation of Delta Energy Center, LLC.*
3.52	Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*
3.53	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*
3.54	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Two, LLC (f/k/a CCFC II Project Equipment Finance Company Two, LLC).*
3.55	Amended and Restated Certificate of Limited Partnership of Freestone Power Generation LP.*
3.56	Certificate of Formation of Calpine Freestone, LLC.*
3.57	Certificate of Formation of CPN Freestone, LLC.*
3.58	Certificate of Formation of Calpine Freestone Energy GP, LLC.*
3.59	Certificate of Amendment to Certificate of Formation of Calpine Freestone Energy GP, LLC.*
3.60	Certificate of Limited Partnership of Calpine Freestone Energy, LP.*
3.61	Certificate of Amendment to Certificate of Limited Partnership of Calpine Freestone Energy, LP.*
3.62	Amended and Restated Certificate of Limited Partnership of Calpine Power Equipment LP.*
3.63	Amended and Restated Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*
3.64	Certificate of Amendment to Certificate of Formation of Los Medanos Energy Center LLC (f/k/a Pittsburg District Energy Facility, LLC).*
3.65	Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*
3.66	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*
3.67	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company One, LLC (f/k/a CCFC II Project Equipment Finance Company One, LLC).*
3.68	Certificate of Formation of Morgan Energy Center, LLC.*
3.69	Certificate of Amendment to Certificate of Formation of Morgan Energy Center, LLC.*
3.70	Certificate of Formation of Pastoria Energy Facility L.L.C.*
3.71	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*
3.72	Certificate of Amendment to Certificate of Formation of Pastoria Energy Facility L.L.C.*
3.73	Amended and Restated Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*
3.74	Certificate of Amendment to Certificate of Formation of Calpine Pastoria Holdings, LLC (f/k/a Pastoria Energy Center, LLC).*
3.75	Amended and Restated Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*

Exhibit
Number	Description
3.76	Certificate of Amendment to Certificate of Limited Partnership of Calpine Oneta Power, L.P. (f/k/a Panda Oneta Power, L.P.).*
3.77	Amended and Restated Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*
3.78	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power I, LLC (f/k/a Panda Oneta Power I, LLC).*
3.79	Amended and Restated Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*
3.80	Certificate of Amendment to Certificate of Formation of Calpine Oneta Power II, LLC (f/k/a Panda Oneta Power II, LLC).*
3.81	Certificate of Formation of Zion Energy LLC.*
3.82	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*
3.83	Certificate of Amendment to Certificate of Formation of Zion Energy LLC.*
3.84	Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*
3.85	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*
3.86	Certificate of Amendment to Certificate of Formation of CalGen Project Equipment Finance Company Three, LLC (f/k/a CCFC II Project Equipment Finance Company Three, LLC).*
3.87	Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*
3.88	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*
3.89	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Holdings, LLC (f/k/a CCFC II Leasing Holdings, LLC and CCFC II Equipment Finance Holdings, LLC).*
3.90	Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC)*
3.91	Certificate of Amendment to Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*
3.92	Certificate of Amendment to Amended and Restated Certificate of Formation of CalGen Equipment Finance Company, LLC (f/k/a CCFC II Leasing Company, LLC and CCFC II Equipment Finance Company, LLC).*
3.93	Limited Liability Company Operating Agreement of Calpine Generating Company, LLC.*
3.94	Bylaws of CalGen Finance Corp.*
3.95	Limited Liability Company Operating Agreement of CalGen Expansion Company, LLC.*
3.96	Agreement of Limited Partnership of Baytown Energy Center, LP.*
3.97	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center GP, LLC.*
3.98	Amended and Restated Limited Liability Company Operating Agreement of Calpine Baytown Energy Center LP, LLC.*
3.99	Limited Liability Company Operating Agreement of Baytown Power GP, LLC.*
3.100	Agreement of Limited Partnership of Baytown Power, LP.*
3.101	Amended and Restated Limited Liability Company Operating Agreement of Carville Energy LLC.*

Exhibit
Number	Description
3.102	Agreement of Limited Partnership of Channel Energy Center, LP, October 2000.*
3.103	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center GP, LLC.*
3.104	Amended and Restated Limited Liability Company Operating Agreement of Calpine Channel Energy Center LP, LLC.*
3.105	Limited Liability Company Operating Agreement of Channel Power GP, LLC.*
3.106	Agreement of Limited Partnership of Channel Power, LP.*
3.107	Amended and Restated Limited Liability Company Operating Agreement of Columbia Energy LLC.*
3.108	Amended and Restated Agreement of Limited Partnership of Corpus Christi Cogeneration LP.*
3.109	Amended and Restated Limited Liability Company Operating Agreement of Nueces Bay Energy LLC.*
3.110	Amended and Restated Limited Liability Company Operating Agreement of Calpine Northbrook Southcoast Investors, LLC.*
3.111	Limited Liability Company Operating Agreement of Calpine Corpus Christi Energy GP, LLC.*
3.112	Agreement of Limited Partnership of Calpine Corpus Christi Energy, LP.*
3.113	Amended and Restated Limited Liability Company Operating Agreement of Decatur Energy Center, LLC.*
3.114	Amended and Restated Limited Liability Company Operating Agreement of Delta Energy Center, LLC.*
3.115	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Two, LLC.*
3.116	Second Amended and Restated Agreement of Limited Partnership of Freestone Power Generation LP.*
3.117	Limited Liability Company Operating Agreement of Calpine Freestone, LLC.*
3.118	Limited Liability Company Operating Agreement of CPN Freestone, LLC.*
3.119	Limited Liability Company Operating Agreement of Calpine Freestone Energy GP, LLC.*
3.120	Agreement of Limited Partnership of Calpine Freestone Energy, LP.*
3.121	Amended and Restated Agreement of Limited Partnership of Calpine Power Equipment LP.*
3.122	Amended and Restated Limited Liability Company Operating Agreement of Los Medanos Energy Center LLC.*
3.123	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company One, LLC.*
3.124	Amended and Restated Limited Liability Company Operating Agreement of Morgan Energy Center, LLC.*
3.125	Amended and Restated Limited Liability Company Operating Agreement of Pastoria Energy Facility L.L.C.*
3.126	Limited Liability Company Operating Agreement of Calpine Pastoria Holdings, LLC.*
3.127	Amended and Restated Agreement of Limited Partnership of Calpine Oneta Power, L.P.*
3.128	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power I, LLC.*
3.129	Amended and Restated Limited Liability Company Operating Agreement of Calpine Oneta Power II, LLC.*
3.130	Limited Liability Company Operating Agreement of Zion Energy LLC.*
3.131	Limited Liability Company Operating Agreement of CalGen Project Equipment Finance Company Three, LLC.*
3.132	Limited Liability Company Operating Agreement of CalGen Equipment Finance Holdings, LLC.*

Exhibit
Number	Description
3.133	Limited Liability Company Operating Agreement of CalGen Equipment Finance Company, LLC.*
31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith

*	Incorporated by reference to the Registrants’ Registration Statement on Form S-4 (Registration No 333-117335), filed with the SEC on July 13, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALPINE GENERATING COMPANY, LLC
CALGEN FINANCE CORP.
CALGEN EXPANSION COMPANY, LLC
BAYTOWN ENERGY CENTER, LP
CALPINE BAYTOWN ENERGY CENTER GP, LLC
CALPINE BAYTOWN ENERGY CENTER LP, LLC
BAYTOWN POWER GP, LLC
BAYTOWN POWER, LP
CARVILLE ENERGY LLC
CHANNEL ENERGY CENTER, LP
CALPINE CHANNEL ENERGY CENTER GP, LLC
CALPINE CHANNEL ENERGY CENTER LP, LLC
CHANNEL POWER GP, LLC
CHANNEL POWER, LP
COLUMBIA ENERGY LLC
CORPUS CHRISTI COGENERATION LP
NUECES BAY ENERGY LLC
CALPINE NORTHBROOK SOUTHCOAST INVESTORS, LLC
CALPINE CORPUS CHRISTI ENERGY GP, LLC
CALPINE CORPUS CHRISTI ENERGY, LP
DECATUR ENERGY CENTER, LLC
DELTA ENERGY CENTER, LLC
CALGEN PROJECT EQUIPMENT FINANCE COMPANY TWO, LLC
FREESTONE POWER GENERATION LP
CALPINE FREESTONE, LLC
CPN FREESTONE, LLC
CALPINE FREESTONE ENERGY GP, LLC
CALPINE FREESTONE ENERGY, LP
CALPINE POWER EQUIPMENT LP
LOS MEDANOS ENERGY CENTER, LLC
CALGEN PROJECT EQUIPMENT FINANCE COMPANY ONE, LLC
MORGAN ENERGY CENTER, LLC
PASTORIA ENERGY FACILITY L.L.C.
CALPINE PASTORIA HOLDINGS, LLC
CALPINE ONETA POWER, L.P.
CALPINE ONETA POWER I, LLC
CALPINE ONETA POWER II, LLC
ZION ENERGY LLC
CALGEN PROJECT EQUIPMENT FINANCE COMPANY THREE LLC
CALGEN EQUIPMENT FINANCE HOLDINGS, LLC
CALGEN EQUIPMENT FINANCE COMPANY, LLC

	By:	/s/ ROBERT D. KELLY
Robert D. Kelly
Date: May 17, 2005		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ CHARLES B. CLARK, JR.
Charles B. Clark, Jr.
Date: May 17, 2005		Senior Vice President and Corporate Controller (Principal Accounting Officer)

Exhibit Index

31.1	Certification of the Chairman, President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

†	Filed herewith

*	Incorporated by reference